Form 10-Q
period 2011-11-30
Chimera Energy Corp
filed 2012-01-13
CIK 1532796

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________

Commission File Number 333-177406

Chimera Energy Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	45-2941876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Blvd., Suite 4100
Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (832) 390-2334

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

There were 15,000,000 shares of the registrant’s common stock issued and outstanding as of January 13, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No ☑

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Chimera Energy Corporation.

Readers should consider the following information as they review this Quarterly Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Quarterly Report on Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

CHIMERA ENERGY CORPORATION

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets as of August 31, 2011 and November 30, 2011 (Unaudited)	F-1

Statements of Operations for the three months ended November 30, 2011 and for the period from August 5, 2011 (date of inception) through November 30, 2011 (Unaudited)	F-2

Statements of Cash Flows for the three months ended November 30, 2011 and for the period from August 5, 2011 (date of inception) through November 30, 2011 (Unaudited)	F-3

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	F-4

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	4

ITEM 4T – CONTROLS AND PROCEDURES	4

PART 2 – OTHER INFORMATION	5

ITEM 1A – RISK FACTORS	5

ITEM 6 – EXHIBITS	17

CHIMERA ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2011	August 31, 2011
	( Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$70,851	$78,989
Accounts receivable, net	9,700	17,000
Inventory	15,970	15,000
Total current assets	96,521	110,989

Total assets	$96,521	$110,989

Liabilities and stockholder's equity
Current Liabilities
Accounts payable and accrued expenses	$6,606	$439
Total current liabilities	6,606	439

Note payable	100,000	100,000

Total liabilities	106,606	100,439

Stockholders' equity (deficit)
Common stock: 100,000,000 authorized; $0.001 par value 10,000,000 shares issued and outstanding	10,000	10,000
Retained earnings (accumulated deficit) during the development stage	(20,085)	550
Total stockholders' equity (deficit)	(10,085)	10,550
Total liabilities and stockholders’ equity (deficit)	$96,521	$110,989

The accompanying notes are an integral part of these financial statements.

CHIMERA ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

		August 5, 2011
	For the Three	(Inception)
	Months Ended	through
	November 30, 2011	November 30, 2011

Revenues	$1,200	$18,200
Cost of goods sold	1,100	16,100
Gross Profit	100	2,100

Operating expenses:
General and administrative	16,985	18,065
Total operating expenses	16,985	18,065

(Loss) from operations	(16,885)	(15,965)

Interest expense	(3,750)	(4,120)

Net loss	$(20,635)	$(20,085)

Basic and diluted loss per share	$(0.00)

Weighted average number of shares outstanding	10,000,000

The accompanying notes are an integral part of these financial statements.

 CHIMERA ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

		August 5, 2011
	For the Three	(Inception)
	Months Ended	through
	November 30, 2011	November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,635)	$(20,085)
Adjustment to net loss to net cash used by operations:
Changes in assets and liabilities:
Accounts payable and accrued expenses	6,167	6,606
Accounts receivable	7,300	(9,700)
Inventory	(970)	(15,970)
Net cash used by operating activities	(8,138)	(39,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	10,000
Proceeds from note payable	-	100,000
Net cash provided by financing activities	-	110,000

Net change in cash and cash equivalents	(8,138)	70,851
Cash and cash equivalents, beginning of period	78,989	-
Cash and cash equivalents, end of period	$70,851	$70,851

Supplemental disclosures of cash flow information:
Cash payments for:
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

CHIMERA ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
November 30, 2011(Unaudited)

1. Background Information

Chimera Energy Corporation, a Nevada corporation (the “Company”), supplies equipment and components that are used in the exploration and production of oil and gas. The Company is a development stage corporation and is seeking to implement its business plan. The Company was incorporated on August 5, 2011 (Date of Inception) with its corporate headquarters located in Houston, Texas and its year-end is August 31. In addition to our present product line, we intend to develop and commercialize additional products and technologies for the oil and gas industry. The results of operations for our interim periods are not necessary indicative of the result to be expected for the full year.

Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statement for fiscal 2011 as reported, have been omitted.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from August 5, 2011 through November 30, 2011, the Company incurred a net loss of $20,085 and had limited operations. In view of these matters, there is substantial doubt about the Company's ability to continue as a going concern which is dependent upon its ability to achieve a higher level of operations and profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Note Payable

On August 22, 2011, the Company borrowed $100,000 through a promissory note, for the purpose of raising operating capital.  Under the terms of the note, interest shall accrue at 15% per annum; and principal and accrued interest shall become due on August 21, 2013, unless extended by mutual consent of the parties.

The note is secured by all the assets, properties, goods, inventory, equipment, furniture, fixtures, leases, supplies, records, money, documents, instruments, chattel paper, accounts, intellectual property rights (including but not limited to, copyrights, moral rights, patents, patent applications, trademarks, service marks, trade names, trade secrets) and other general intangibles, whether owned by the Company on August 22, 2011 or acquired thereafter.

4. Subsequent Events

Subsequent to November 30, 2011, the Company sold five million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1, effective December 21, 2011. The total proceeds raised in the offering was $75,000 and the offering price per share was $0.015. As of the date of this filing the offering is closed. The company intends to use the proceeds from the offering as described in its prospectus filed with the SEC. For additional information concerning this offering please refer to our EDGAR filings which can be found at www.sec.gov.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in connection with the Company’s financial statements and related notes thereto, as included in this report, as well as the Company’s effective Registration Statement filed on form S-1/A on December 5, 2011.

Organization and Basis of Presentation

We are a Houston based energy company, incorporated in the State of Nevada on August 5, 2011, with a fiscal year end of August 31. Our business and registered office is located at 2800 Post Oak Blvd., Suite 4100, Houston, Texas 77056. Our telephone number is 832-390-2334. Our Internet address is http://www.chimeraenergyusa.com.  The information on, or that may be accessed through, our website is not incorporated by reference into this quarterly filing and should not be considered a part of this disclosure.

Our current business supplies equipment and components that are used in the exploration and production of oil and gas. In August 2011, we capitalized our business operations with a $100,000 note that bears interest at an annual rate of 15% per annum and is due and payable on August 21, 2013, and commenced our operations with the purchase of $30,000 of inventory. On August 22, 2011, our founder, sole officer and director, Charles Grob, purchased 10,000,000 shares of our common stock for $10,000 at a price per share of $0.001.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our consolidated balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Intangible Assets – Intangible assets consist of a patent.  The cost of intangible assets is amortized on a straight-line basis over the estimated useful life of the patent.

Valuation of Intangible Assets – In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), related to accounting for the impairment or disposal of long-lived assets, the carrying value of intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Some factors considered important, which could trigger an impairment review, include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset could be used, a significant adverse change in the business climate that could affect the value of an asset, an accumulation of costs for an asset in excess of the amount originally expected, and a current expectation that, it is more likely than not, a long-lived asset will be disposed of at a loss before the end of its estimated useful life.

If any such facts or circumstances exist, the carrying value of long-lived assets are evaluated to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future cash flows, the assets are written down to the estimated fair value. The estimated fair value of the assets is based on a current market value of the assets. If a current market value is not readily available, a projected discounted cash flow method is applied using a discount rate determined by management to be commensurate with the risk inherent in the current business model. As of the date of this filing, we do not have any intangible assets.

Results of Operations

For the three months ended November 30, 2011.

For the three months ended November 30, 2011, we realized revenues of $1,200 and cost of goods sold of $1,100. Our general and administrative expenses associated with the operations of the Company for the same period were $16,985. Interest expense totaled $3,750 for the three months ended November 30, 2011.  Interest expense for the three months ended November 30, 2011was the interest that was accrued on our $100,000 note. For the three months ended November 30, 2011, we recognized a net loss of $20,635. The primary reason for the net loss was due to early stage revenues from operations and an increase in general and administrative expenses associated with going public.

For the Period from August 5, 2011 (Inception) through November 30, 2011

For the period from August 5, 2011 (inception) through November 30, 2011, we realized revenues of $18,200 and cost of goods sold of $16,100. Our general and administrative expenses associated with the operations of the Company for the same period were $18,065. Interest expense totaled $4,120 for the three period ended November 30, 2011.  Interest expense for the period from inception through November 30, 2011was the interest that was accrued on our $100,000 note. For the period ended November 30, 2011, we recognized a net loss of $20,085. The primary reason for the net loss was due to early stage revenues from operations and an increase in general and administrative expenses associated with going public.

Liquidity and Capital Resources
We incurred a net loss of $20,635 and $20,085 for the three months ended November 30, 3011, and for the period from inception through November 30, 2011, respectively. For the three months ended November 30, 2011, we had a working capital surplus of $89,915.We anticipate that we will require approximately $500,000 to fund our operations and fully execute our business plan.  We continue to rely on loans from third parties to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such funding available. We will not be able to continue operations without additional financings. These conditions create uncertainty as to the Company’s ability to continue as a going concern.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There were 10,000,000 shares of Common Stock issued and outstanding as of November 30, 2011 and 15,000,000 shares issued and outstanding as of January 1, 2012. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We have not authorized or issued any preferred stock as of the date of this filing.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses;

1.
As of November 30, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of November 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A: RISK FACTORS

Our business involves a high degree of risk. The following risk factors should be considered carefully in addition to the other information contained in this Form 10-Q.

Risks related to Our Business

We Are An Early Stage Company, Our Business Is Evolving And Our Business Prospects Are Difficult To Evaluate.

We are an early stage company with very limited operating history. We have a limited operating history that you can rely on in connection with an investment decision. Our prospects must be carefully considered in light of our history, our high capital costs, our exposure to operating losses and the other risks, uncertainties and difficulties that are typically encountered by companies that are implementing new business models. Some of the principal risks and difficulties we expect to encounter include our ability to:

•	Raise substantial capital to finance our planned expansion, together with the losses we may incur in our early stage of development;

•	Develop new products at the cost and on the time-table we project. We may encounter unexpected technical and legal challenges that may delay our implementation time line and/or increase our costs;

•	Develop, implement and maintain systems to ensure compliance with a variety of governmental and quasi-governmental rules, regulations and policies;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan and respond to competitive developments and changing market conditions;

•	Attract, retain and motivate qualified personnel; and

Because of our lack of operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we can or will successfully address these risks.

We May Need To Raise Additional Capital To Continue Our Business Operations.

We believe that we may need to raise additional capital in the future.  We believe our existing cash on hand will satisfy our cash requirements for up to 24 months.  However, if we are unable to obtain additional financing, our future growth, if any, could be impaired.  If we fail to raise additional funding in the future, we may not have enough money to pay our legal and accounting expenses and we could be forced to curtail or abandon our business plan, causing any investment in us to become worthless.  Additionally, even if we do raise additional funding, there can be no assurance that additional capital from outside sources will be available for our marketing and future growth, if any, or if such financing is available, that it will not involve issuing securities senior to our common stock or equity financings which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital, we may be limited in our ability to grow our Company.

The Repayment Of Our $100,000 Notes Payable Is Secured By A Security Interest In Substantially All Of Our Assets.

On or around August 22, 2011, Kylemore Corp., loaned us $100,000 which was evidenced by a Promissory Note.  The note is due on August 21, 2013 and accrues interest at the rate of 15% per annum.  In the event an event of default occurs under the note the interest rate increases to 25% per annum (subject to applicable law). The note is secured by a security interest in substantially all of our assets and we do not currently have sufficient funds to repay the note.  If we default on the repayment of the note, the holder thereof may enforce its security interest over the assets of the Company, which if enforced could leave us without any assets, and as a result, we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

We Do Not Know The Exact Development And Operating Costs Of Our Potential Additional Product Lines.

We only have one product line and have not developed additional product lines and therefore, we do not know the exact costs involved with the organic development and operation of the products in which we intend to pursue. These products include, but are not limited to, equipment used for oil and gas exploration, production, transportation, and refining. In the case of higher than expected costs to acquire and/or develop these products, we may not be able to operate profitably in the market place. If we are unable to successfully build profitable product lines, we will have to cease our operations, which may result in the complete loss of your investment.

Our Lack Of An Operating History Gives No Assurance That Our Future Operations Will Result In Profitable Revenues, Which Could Result In The Suspension Or End Of Our Operations.

We were incorporated on August 5, 2011, and although we have realized operating revenues to date, we have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues in excess of our expenses.

Based upon current plans, we expect to incur operating losses in future periods because we will likely incur expenses that exceed our revenues. We cannot guarantee that we will be successful in generating a profit in the future. Failure to generate a profit may cause us to go out of business.

We Are A New Company With A Limited Operating History And We Face A High Risk Of Business Failure Which Would Result In The Loss Of Your Investment.

We are an early stage company incorporated on August 5, 2011, and to date have been involved primarily in the development of our business plan and early-stage operations. Because we have a limited operating history there is little internal or industry-based historical financial data upon which to estimate our planned operating expenses.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific economic conditions in the energy markets and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

Adverse Developments In The Global Economy Restricting The Credit Markets May Materially And Negatively Impact Our Business.

The recent downturn in the world's major economies and the constraints in the credit markets have heightened or could continue to heighten a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to access credit facilities or obtain debt financing and could affect the ability of lenders to meet their funding requirements when we need to borrow. Further, in the uncertain event that a public market for our stock develops, the volatility in the equity markets may make it difficult in the future for us to access the equity markets for additional capital at attractive prices, if at all. The current credit crisis in other countries, for example, and concerns over debt levels of certain other European Union member states, has increased volatility in global credit and equity markets. If we are unable to obtain credit or access capital markets, our business could be negatively impacted.

Because We Are Small And Do Not Have Much Capital, We Must Limit Our Marketing Activities. As A Result, Our Sales May Not Be Enough To Operate Profitably. If We Do Not Make A Profit, We May Have To Suspend Or Cease Operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our products. We intend to increase our sales efforts to increase revenues from the sale of our inventory of PDC cutters. Because we will be limiting the scope of our marketing activities to regional PDC drill bit manufacturers, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We Have Been Focused On The Development Of Our PDC Cutter Distribution Business Segment, And As Such, Have Not Commenced Operations Or Generated Revenues From Other Product Lines. Investing In The Company Before It Has Diversified Product Lines Involves Substantial Risk To Any Investor.

An investment in our Company is characterized by a high degree of risk. Investors should take caution when considering our revenue, minimal earnings, and lengthy development cycle. Our current operations reside entirely in the wholesale distribution of PDC cutters, a primary component used in oil and gas drill bits. We intend to diversify our product lines to provide more stability to our operations. Although we believe that future capital investments in other product lines will ultimately generate additional revenues and earnings for the Company, there can be no assurance that we will be able to effectively acquire or develop these products or that they will be profitable.

There is no assurance that investments in other product lines will be beneficial to us in the future. In order for us to benefit from our investments, product lines in which we invest must generate revenues and earnings. The success of these investments depends on the ability of management to successfully develop, market, and sell new products; and generate revenues and earnings therefrom. The inability of new products in which we invest to generate net income may adversely affect our financial performance and stock price.

We Have Limited Assets That May Be Used To Develop Execute Our Business Plan. Our Lack Of Assets May Have An Adverse Impact On Our Ability To Grow Our Business And Generate Revenues And Earnings.

We have limited financial and operational assets as well as limited long-term assets such as property, facilities and equipment to fully develop our business plan. We will need to raise additional capital to provide for a facility, purchase equipment and inventory, and fund the labor required to appropriately develop new product lines. Our lack of financial and operational assets may impair our ability to generate future revenues and earnings which may result in a loss of your investment.

We May Incur Substantial Losses In The Future As We Expand Our Operations And Invest In The Development Of New Product Lines.

We will incur costs related to investing or developing new product lines. When developing new products organically, it is likely that we will incur costs for a prolonged period prior to generating revenues, if any. The foregoing costs and expenses will likely give rise to substantial near-term operating losses and may prevent the Company from achieving profitability for an extended period of time. We expect to rely on equity and debt financing to fund potential operating losses and other cash requirements until we are able to generate larger profits from operations. We may experience negative cash flow, which will hamper current operations and prevent the Company from expanding. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future, which could require us to scale back or terminate our operations.

Introducing New Product Lines Is Time Consuming And Expensive And May Not Ultimately Result In An Operating Profit.

The cost associated with the introduction of new product lines can be very high and new product lines often generate substantial losses for an extended period of time before making a meaningful contribution to administrative overhead. There is no assurance that any potential products from which we may generate revenue will be successfully developed, or that our marketing activities will be successful or profitable. Even if we are ultimately successful, delays, additional expenses and other factors may significantly impair our potential profitability and there is no assurance that the Company will ever generate an operating profit.

We Will Be A Small Player In An Intensely Competitive Industry And May Be Unable To Compete.

The oilfield equipment distribution industry in the United States is large and intensely competitive. Although we operate in a niche market with very esoteric components, many of our competitors have substantially more financial and operational resources than us. As a result of this competition, our efforts to commercialize any products under development in the future may be preempted, rendered obsolete, or priced out of the market by our competitors. Competition in oil and gas exploration and production, conventional power generation, and alternative power generation is also robust and there are substantial barriers to entry. Some of the barriers to entry include capital requirements, operational staff, technical expertise, and access to high quality assets.

Oil And Gas Equipment And Other Products That We May Develop And/Or Distribute May Be Subject To Certification And Approval From Regulatory Agencies.

Products that we may distribute may be subject to oversight and/or approval from certain regulatory agencies including the International Organization for Standardization (ISO), American Petroleum Institute (API), Environmental Protection Agency (EPA), and the Texas Railroad Commission. Should we fail to meet regulatory standards and attain such approvals our ability to operate may be impaired. Attainment of permits and certifications can be costly and may lead to substantially longer development timelines. Should we fail to attain regulatory certifications, our financial and operational performance could be adversely affected and you could lose your investment.

If The Company Is Dissolved, It Is Unlikely That There Will Be Sufficient Assets Remaining To Distribute To Our Shareholders.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of equity investors to recover all or any portion of their investment will depend on the amount of funds realized and the claims to be satisfied therefrom.

If We Are Forced To Incur Unanticipated Costs Or Expenses, We May Have To Suspend Or Cease Our Activities Entirely Which Could Result In A Total Loss Of Your Investment.

Because we are a small business, with limited assets, we are not in a position to bear unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend or cease our activities entirely which could result in a total loss of your investment.

Key Management Personnel May Leave The Company Which Could Adversely Affect The Ability Of The Company To Continue Its Development.

Because we are almost entirely dependent on the efforts of our sole officer and director, Charles Grob, his departure or the loss of other key personnel in the future, could have a material adverse effect on our business. We do not maintain key man life insurance on any of our officers or directors.

Because Our Current Sole Officer And Director Does Not Have Significant Experience In Operating An Energy Equipment Company, Our Business Has A Higher Risk Of Failure.

Although our Chief Executive Officer and Director has extensive academic business knowledge, he does not have experience in developing an energy equipment company. Therefore, without this experience, our management's business experience may not be enough to effectively develop and maintain our company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

Our Sole Officer And Director May Face Conflicts Of Interest Associated With His Commitment To The Company And His Other Activities Outside Of The Company.

As of the date of this filing, we have no employees, other than Mr. Grob, our founder, Chief Executive Officer and sole director, who currently devotes 10 to 25 hours per week to our business as required from time to time without compensation. We have not entered into any formal agreement with Mr. Grob regarding the provision of his services to the Company. Mr. Grob is not obligated to commit his full time and attention to our business and accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. Although Mr. Grob is presently able to devote 10 to 25 hours per week to our business, this may change. Also, if we require Mr. Grob to devote more than 10 to 25 hours per week to our business on a regular basis for an extended period, it is uncertain that he will be able to satisfy our requirements unless we have sufficient resources to compensate him for any lost income from his private business.  Due to the above, Mr. Grob may face a conflict of interest between the Company and his other business interests.

Since Our Sole Officer And Director Currently Owns 66% Of The Outstanding Shares of Common Stock, And Controls The Company, Investors May Find That His Decisions Are Contrary To Their Interests And You Should Not Purchase Shares Unless You Are Willing To Entrust All Aspects Of Management To Our Sole Officer And Director, Or His Successors.

As of January 13, 2012 our sole officer and director, Charles Grob, owns 10,000,000 shares of common stock representing 66% of our outstanding stock. As a result, he has control of and will be able to choose all of our directors. His interests may differ from the interests of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to us.

All decisions regarding the management of our affairs will be made exclusively by him along with the outcome of all corporate transactions and other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and he will also have the power to prevent or cause a change in control. Purchasers of our common stock may not participate in our management and, therefore, are dependent upon his management abilities. The only assurance that our shareholders have that our sole officer and director will not abuse his discretion in executing our business affairs, is his fiduciary obligation and business integrity. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Mr. Grob also has the ability to accomplish or ratify actions at the shareholder level which would otherwise implicate his fiduciary duties if done as one of the members of our board of directors.

Accordingly, no person should purchase our common stock unless willing to entrust all aspects of management to the sole officer and director, or his successors. Potential purchasers of our common stock must carefully evaluate the personal experience and business performance of our management.

Because We Only Have One Supplier Of Our PDC Cutters, We Have A Concentration In Our Supply Chain. In The Event That We Are Not Able To Continue To Purchase Inventory From Our Supplier With Favorable Prices And Terms, It Could Adversely Affect Our Operations And Your Investment.

In the event that our sole supplier increases prices, presents unfavorable trade terms, experiences problems with quality control, becomes insolvent, or simply decides to no longer sell its products to us, our financial and operational results will be materially, adversely affected. As a result, this could cause you to lose a portion or all of your investment in our business.

Because We Only Have One Primary Purchaser Of Our PDC Cutters, We Have A Concentration In Our Distribution Chain. In The Event That We Are Not Able To Make Sales To New Customers It Could Adversely Affect Our Operations And Your Investment.

In the event that our primary customer decides not to purchase our products, determines that they are not willing to pay the previous prices they have historically paid for our products or ceases to purchase our products for any reason, our financial and operational results will be materially, adversely affected. As a result, this could cause you to lose a portion or all of your investment in our business.

We May Be Unable To Collect Our Accounts Receivable.

In the event the Company is unable to collect the amount currently due or on amounts due in the future, it could have a material adverse effect on the Company’s operations and/or force the Company to curtail its planned business operations.

A Significant Or Prolonged Economic Downturn Could Have A Material Adverse Effect On Our Results Of Operations.

Our results of operations will be affected by the level of business activity of our customers and future customers, which in turn will be affected by the level of economic activity in the customer segments, industries and markets that they serve. A decline in the level of business activity of our customers could have a material adverse effect on our revenues and profit margin. Future economic conditions could cause customers to reduce or defer their expenditures for our products, which could cause a material adverse effect on our revenues and results of operations.

A Reduction In Spending Due To The Economic Downturn Could Result In A Decrease In Demand For Our Products.

If spending on capital expenditures in the oil and gas industry decreases, the demand for products like those provided by us would likely decline. This decrease could reduce our opportunity for growth, increase our marketing and sales costs, and reduce the prices we can charge for products, which could reduce our revenue and operating results, if any.

We Face Corporate Governance Risks And Negative Perceptions Of Investors Associated With The Fact That We Currently Have Only One Officer And Director.

Charles Grob is our sole officer and director.  As such, he has significant control over our business direction.  Additionally, as he is our only director, there are no other members of the Board of Directors available to second and/or approve related party transactions involving Mr. Grob, including the compensation Mr. Grob may be paid and the employment agreements we may enter into with Mr. Grob.  Additionally, there is no segregation of duties between officers because Mr. Grob is our sole officer, and as such, he is solely responsible for the oversight of our accounting functions.  Therefore, investors may perceive that because no other directors are approving related party transactions involving Mr. Grob and no other officers are approving our financial statements that such transactions are not fair to the Company and/or that such financial statements may contain errors.  The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and directors due to the investing public’s perception of limitations facing our company due to the fact that we only have one officer and director.

If We Are Unable To Adequately Protect Our Intellectual Property Rights Our Business Is Likely To Be Adversely Affected.

We plan to rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights. The measures we have taken or may take in the future may not prevent misappropriation of our proprietary information or prevent others from independently developing similar products or services, designing around our proprietary or patented technology or duplicating our products or services.

Risks Related To Our Industry

Volatility Or Decline In Oil And Natural Gas Prices May Result In Reduced Demand For Our Products And Services Which May Adversely Affect Our Business, Financial Condition And Results Of Operation.

The markets for oil and natural gas have historically been extremely volatile. We anticipate that these markets will continue to be volatile in the future. Although oil and gas prices have increased significantly in recent years, there can be no guarantees that these prices will remain at current levels. Such volatility in oil and gas prices, or the perception by our customers of unpredictability in oil and natural gas prices, affects the spending patterns in our industry. The demand for our products and services is, in large part, driven by current and anticipated oil and gas prices and the related general levels of production spending and drilling activity. In particular, volatility or a decline in oil and gas prices may cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for our products and services and may cause lower prices for our products and services. As a result, volatility or a prolonged decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

Competition From New And Existing Competitors Within Our Industry Could Have An Adverse Effect On Our Results Of Operations.

The oil and gas industry is highly competitive and fragmented. Our principal competitors include companies capable of competing effectively in our markets on a local basis as well as a number of large companies that possess substantially greater financial and other resources than we do. Furthermore, we face competition from companies working to develop oil and gas products which would compete with us.  Additionally, our larger competitors may be able to devote greater resources to developing, promoting and selling their products and services. We may also face increased competition due to the entry of new competitors. As a result of this competition, we may experience lower sales if our prices are undercut or advanced technology is brought to market, which would likely have an adverse effect on our results of operations and force us to curtail or abandon our current business plan.

Our Results Of Operations May Be Negatively Affected By Sustained Downturns Or Sluggishness In The Economy, Including Reductions In Demand Or Low Levels In The Market Prices Of Commodities, All Of Which Are Beyond Our Control.

Sustained downturns in the economy generally affect the markets in which we operate and negatively influence our operations. Declines in demand for oil and gas as a result of economic downturns may reduce our cash flows, especially if our customers reduce exploration and production activities and, therefore, use of our products.

Lower demand for oil and gas and lower prices for oil and gas result from multiple factors that affect the markets which consume our products and services:

           •           supply of and demand for energy commodities, including any decreases in the production of oil and gas which could negatively affect the demand for oil and gas in general, and as a result the need for our products;

           •           general economic conditions, including downturns in the United States, Canada or other economies which affect energy consumption particularly in which sales to industrial or large commercial customers which could negatively affect the demand for oil and gas in general, and as a result the need for our products;  and

           •           federal, state and foreign energy and environmental regulations and legislation, which could make oil and gas exploration more costly, which could in turn drive down demand for oil and gas, and which could in turn reduce the demand for our products and cause our revenues to decrease.

The Long-Term Financial Condition Of Our Businesses Is Dependent On The Continued Availability Of Oil And Gas Reserves.

Our business is dependent upon the continued availability of oil production and reserves.  Low prices for oil and gas, regulatory limitations, or the lack of available capital for these projects could adversely affect the development of additional reserves and production, and, therefore, demand for our products and services.

Risks Related to Our Financial Condition

There Is Substantial Uncertainty About Our Ability To Continue As A Going Concern.

In their audit report, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Although we have revenues, we had limited profits and continue to require substantial capital to develop our business. Because our activities have been financed with a loan from a single investor, we have a concentration of sources of funding. Failure to receive future capital from this investor, or to replace that funding with new investment capital, may require us to suspend or cease our activities altogether which could result in the loss of your investment.

We Have Significant Weaknesses In Our System Of Internal Controls That Could Subject Us To Regulatory Scrutiny Or Impair Investor Confidence, Which Could Adversely Affect Our Business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to perform a comprehensive evaluation of their internal controls. At present, our system of internal controls does not satisfy all applicable regulatory requirements. Future efforts to bring our system of internal controls into compliance with Section 404 and related regulations will likely require the commitment of significant financial and managerial resources. If we fail in that effort, we could be subject to regulatory scrutiny or suffer a loss of investor confidence, which could adversely affect our business.

Risks Related to Investing in Our Company

Because There Is No Public Trading Market For Our Common Stock, You May Not Be Able To Resell Your Stock.

We intend to apply to have our common stock quoted on the OTC markets. This process takes some time and the application must be made on our behalf by a market maker. Our stock may be quoted or traded only to the extent that there is interest by broker-dealers in acting as a market maker. Despite our best efforts, we may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board or OTCQB market.

If our common stock becomes quoted and a market for the stock develops, the actual price of our shares will be determined by prevailing market prices at the time of the sale.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTC markets is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the selling security holders.

Investing In Our Company Is Highly Speculative And Could Result In The Entire Loss Of Your Investment.

Purchasing our common stock is highly speculative and involves significant risk. Our common stock should not be purchased by any person who cannot afford to lose their entire investment. Our business objectives are also speculative, and it is possible that we would be unable to accomplish them. Our shareholders may be unable to realize a substantial or any return on their purchase of our common stock and may lose their entire investment. For this reason, each prospective purchaser of our common stock should read this disclosure and all of its exhibits carefully and consult with their attorney, business and/or investment advisor.

Investing In Our Company May Result In An Immediate Loss Because Buyers Will Pay More For Our Common Stock Than The Pro Rata Portion Of The Assets Are Worth.

We have only been recently formed and have only a limited operating history, therefore, the price of our common stock is not based on long-term data. No investment banker, appraiser or other independent third party has been consulted concerning the quotation price of our common stock or the fairness of its market price. Our net tangible book value per share of common stock is negative as of November 30, 2011, our most recent financial statement date.

We May Issue Additional Shares Of Common Stock Or Derivative Securities That Will Dilute The Percentage Ownership Interest Of Our Existing Shareholders And May Dilute The Book Value Per Share Of Our Common Stock And Adversely Affect The Terms On Which The Company May Obtain Additional Capital.

Our authorized capital consists of 100,000,000 shares of common stock. The Board of Directors has the authority, without action by or vote of our shareholders, to issue all or part of the authorized shares of common and preferred stock for any corporate purpose, including for the conversion or retirement of debt. We are likely to seek additional equity capital in the future as we develop our business and expand our operations. Any issuance of additional shares of common stock or derivative securities, such as convertible promissory notes, will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Additionally, the exercise or conversion of derivative securities could adversely affect the terms on which the Company can obtain additional capital. Holders of derivative securities are most likely to voluntarily exercise or convert their derivative securities when the exercise or conversion price is less than the market price for the underlying common stock. Holders of derivative securities will have the opportunity to profit from any rise in the market value of our common stock or any increase in our net worth without assuming the risks of ownership of the underlying shares of our common stock. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Our Board of Directors may attempt to use non-cash consideration to satisfy obligations, which would likely consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We Do Not Anticipate Paying Dividends In The Foreseeable Future, So There Will Be Less Ways In Which You Can Make A Gain On Any Investment In Us.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

In The Event That Our Shares Are Traded, They May Trade Under $5.00 Per Share And Thus Will Be A Penny Stock. Trading In Penny Stocks Has Many Restrictions And These Restrictions Could Severely Affect The Price And Liquidity Of Our Shares.

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a "penny stock", which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

Financial Industry Regulatory Authority ("FINRA") Sales Practice Requirements May Also Limit Your Ability To Buy And Sell Our Common Stock, Which Could Depress The Price Of Our Shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

You May Face Significant Restrictions On The Resale Of Your Shares Due To State "Blue Sky" Laws.

Each state has its own securities laws, often called "blue sky" laws, which (1) limit sales of securities to a state's residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

We Will Incur Significant Increased Costs As A Result Of Operating As A Fully Reporting Company As Well As In Connection With Section 404 Of The Sarbanes Oxley Act.

We will incur legal, accounting and other expenses in connection with our future status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 and our future status as a publicly reporting company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock, if any, could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If Our Common Stock Is Not Approved For Quotation On The Over-The-Counter Bulletin Board or OTCQB Market, Our Common Stock May Not Be Publicly-Traded, Which Could Make It Difficult To Sell Shares Of Our Common Stock And/Or Cause The Value Of Our Common Stock To Decline In Value.

In order to have our common stock quoted on the Over-The-Counter Bulletin Board (“OTCBB”) or OTCQB market, which is our current plan, we will need to engage a market maker, who will file a Form 15c2-11 with FINRA; and clear FINRA comments to obtain a trading symbol. Assuming we clear FINRA comments, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCBB in approximately one (1) to two (2) months after the effectiveness of our Registration Statement. In the event our Form 15c2-11 is not approved by FINRA for the OTCBB, we plan to file a 15c2-11 to quote our shares of common stock on the OTC Pink Sheets. If we are not cleared to have our securities quoted on the OTCBB, OTCQB and/or in the event we fail to be cleared for trading on the OTC Pink Sheets, there will be no public market for our common stock and it could be difficult for our then shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCBB, OTCQB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit No.	Description
31.1	Section 302 Certification
32.1	Section 906 Certification

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimera Energy Corporation

By:	/s/ Charles Grob
Charles Grob
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  January 13, 2012