Form 10-Q/A
period 2011-11-30
Chimera Energy Corp
filed 2012-03-28
CIK 1532796

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑ No ☐

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, filed with the Securities and Exchange Commission on January 13, 2012 (the "Form 10-Q"), is solely to update the indication of the Company’s “Shell” status.  During the process of applying for a trading symbol, the Company was notified by FINRA that it was considered to be a “Shell” and therefore must amend its Form 10-Q to disclose its status as a “shell company.”

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Date:  March 28, 2012