Form 10-Q
period 2012-02-29
Chimera Energy Corp
filed 2012-04-13
CIK 1532796

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

There were 15,000,000 shares of the registrant’s common stock issued and outstanding as of April 1, 2012.

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

CHIMERA ENERGY CORPORATION

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

Balance Sheets as of February 29, 2012 (Unaudited) and August 31, 2011	F-1

Statements of Operations for the three and six months ended February 29, 2012 and for the period from August 5, 2011 (date of inception) through February 29, 2012 (Unaudited)	F-2

Statements of Cash Flows for the six months ended February 29, 2012 and for the period from August 5, 2011 (date of inception) through February 29, 2012 (Unaudited)	F-3

Notes to Unaudited Financial Statements	F-4

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	5

ITEM 4T – CONTROLS AND PROCEDURES	5

PART 2 – OTHER INFORMATION	6

ITEM 1A – RISK FACTORS	6

ITEM 6 – EXHIBITS	6

CHIMERA ENERGY CORP
(Development Stage Company)

BALANCE SHEETS

	February 29, 2012	August 31, 2011
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$136,811	$78,989
Accounts Receivable, Net	3,920	17,000
Inventory	15,970	15,000
Total Current Assets	156,701	110,989

TOTAL ASSETS	$156,701	$110,989

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$8,070	$439
Total Current Liabilities	8,070	439

Note Payable	100,000	100,000

TOTAL LIABILITIES	108,070	100,439

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized;
15,000,000 and 10,000,000 shares outstanding, respectively	15,000	10,000
Additional Paid In Capital	70,000	-
Subscription Receivable	(750)
Retained Earnings (Accumulated) During Development Stage	(35,619)	550

TOTAL STOCKHOLDERS' EQUITY	48,631	10,550

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$156,701	$110,989

The accompanying notes are an integral part of these financial statements.

CHIMERA ENERGY CORP
(Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period from Inception
	For the Three Months Ended	For the Six Months Ended	(August 5, 2011) to
	February 29, 2012	February 29, 2012	February 29, 2012

REVENUES	$3,920	$5,120	$22,120

COST OF REVENUES	(2,770)	(3,870)	(18,870)

GROSS PROFIT	1,150	1,250	3,250

OPERATING EXPENSES
General and Administrative	12,934	29,919	30,999

Total Operating Expenses	12,934	29,919	30,999

OPERATING LOSS	(11,784)	(28,669)	(27,749)

OTHER EXPENSES
Interest expense	(3,750)	(7,500)	(7,870)
Total Other Expenses	(3,750)	(7,500)	(7,870)

NET LOSS	$(15,534)	$(36,169)	$(35,619)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	12,388,889	11,187,845

The accompanying notes are an integral part of these financial statements.

CHIMERA ENERGY CORP
(Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period from Inception
	For the Six Months Ended	(August 5, 2011) to
	February 29, 2012	February 29, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES

Net Loss	$(36,169)	$(35,619)

Changes in Operating Assets and Liabilities:
Accounts Receivable	13,080	(3,920)
Inventory	(970)	(15,970)
Accounts Payable and Accrued Expenses	7,631	8,070

NET CASH USED IN OPERATING ACTIVITIES	(16,428)	(47,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Note Payable	-	100,000
Proceeds from the Issuance of Common Stock	74,250	84,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	74,250	184,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,822	136,811

CASH AND CASH EQUIVALENTS, Beginning of Period	78,989	-

CASH AND CASH EQUIVALENTS, End of Period	$136,811	$136,811

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Chimera Energy Corporation
(A Development Stage Corporation)
Notes to Financial Statements
For the Three and Six Months Ended February 29, 2012, and for the
Period August 5, 2011 (date of inception) through February 29, 2012 ( Unaudited)

1. Background Information

Chimera Energy Corporation, a Nevada corporation (the “Company”), supplies equipment and components that are used in the exploration and production of oil and gas. The Company is a development stage corporation and is seeking to implement its business plan. The Company was incorporated on August 5, 2011 (Date of Inception) with its corporate headquarters located in Houston, Texas and its year-end is August 31. In addition to our present product line, we intend to develop and commercialize additional products and technologies for the oil and gas industry.  The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011, as reported in the Form S-1 of the Company, have been omitted.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from August 5, 2011 through February 29, 2012, the Company incurred a net loss of $35,619 and had limited operations. In view of these matters, the Company's ability to continue as a going concern is dependent upon its ability to achieve a higher level of operations and profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4. Common Stock

In January 2012, the Company sold five million shares of its common stock pursuant in conjunction with a registration statement filed with the Securities and Exchange Commission on Form S-1, effective December 21, 2011.  The total proceeds raised in the offering were $75,000 and the offering price per share was $0.015.

5. Subsequent Event

On March 1, 2012, the Company entered into an Executive Employment Agreement with President Charles Grob.  The Company will pay the Charles Grob a monthly salary of $2,500 as compensation for his services on a month to month basis.

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

In January 2012, the Company sold five million shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission on Form S-1, effective December 21, 2011. The total proceeds raised in the offering were $75,000 and the offering price per share was $0.015. As of the date of this filing the offering is closed. The company intends to use the proceeds from the offering as described in its prospectus filed with the SEC. For additional information concerning this offering please refer to our EDGAR filings which can be found at http://edgar.sec.gov.

Results of Operations

For the three and six months ended February 29, 2012.

For the three and six months ended February 29, 2012, we realized revenues of $3,920 and $5,120, respectively; and cost of goods sold of $2,770 and 3,870, respectively. Our general and administrative expenses associated with the operations of the Company for the same periods were $12,934 and $29,919, respectively. Interest expense totaled $3,750 for the three months ended February 29, 2012 and totaled $7,500 for the six months ended February 29, 2012.  Interest expense for the periods ended February 29, 2012 was the interest that was accrued on our $100,000 note. For the three and six months ended February 29, 2012, we recognized a net loss of $15,534 and $36,169, respectively. The primary reason for the net loss was due to early stage revenues from operations and an increase in general and administrative expenses associated with going public.

For the Period from August 5, 2011 (Inception) through February 29, 2012

For the period from August 5, 2011 (inception) through February 29, 2012, we realized revenues of $22,120 and cost of goods sold of $18,870. Our general and administrative expenses associated with the operations of the Company for the same period were $30,999. Interest expense totaled $7,870.  For the period ended February 29, 2012, we recognized a net loss of $35,619. The primary reason for the net loss was due to early stage revenues from operations and an increase in general and administrative expenses associated with going public.

Liquidity and Capital Resources

We incurred a net loss of $36,169 and $35,619 for the six months ended February 29, 2012, and for the period from inception through February 29, 2012, respectively.  As of February 29, 2012, we had a working capital surplus of $149,381.We anticipate that we will require approximately $500,000 to fund our operations and fully execute our business plan.  We continue to rely on loans from third parties to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such funding available. We will not be able to continue operations without additional financings. These conditions create substantial doubt as to the Company’s ability to continue as a going concern.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There were 10,000,000 shares of Common Stock issued and outstanding as of November 30, 2011 and 15,000,000 shares issued and outstanding as of April 9, 2012. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

We have not authorized or issued any preferred stock as of the date of this filing.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T:	CONTROLS AND PROCEDURES

Our principal executive have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our principal executive officer as appropriate, to allow for timely decisions regarding required disclosure.

Our principal executive officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a lack of segregation of duties and an absence of written policies and procedures for accounting and financial reporting, which are identified in our Annual Report on Form S-1 for the period ended August 31, 2011 as a material weakness in our internal controls over financial reporting.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A: RISK FACTORS

A smaller reporting company is not required to provide the information required by this item

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the 6 month period ended February 29, 2012.

ITEM 3: Legal Proceedings

None

ITEM 4:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit No.	Description
31.1	Section 302 Certification *
32.1 99.1 * filed herewith	Section 906 Certification * Employment Agreement between the Company and Charles Grob, CEO, dated March 1, 2012 *

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimera Energy Corporation

By:	/s/ Charles Grob
Charles Grob
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  April 13, 2012