Form 10-Q
period 2012-05-31
Chimera Energy Corp
filed 2012-07-16
CIK 1532796

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012

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

There were 66,000,000 shares of the registrant’s common stock issued and outstanding as of July 12, 2012.

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

 CHIMERA ENERGY CORPORATION

CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Balance Sheets as of May 31, 2012 (Unaudited) and August 31, 2011	F-2

Statements of Operations for the three and nine months ended May 31, 2012 and for the period from August 5, 2011 (date of inception) through May 31, 2012 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended May 31, 2012 and for the period from August 5, 2011 (date of inception) through May 31, 2012 (Unaudited)	F-4

Notes to Financial Statements	F-5

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	5

ITEM 4T – CONTROLS AND PROCEDURES	5

PART 2 – OTHER INFORMATION	6

ITEM 1A – RISK FACTORS	6

ITEM 6 – EXHIBITS	6

CHIMERA ENERGY CORP
(Development Stage Company)

BALANCE SHEETS

ASSETS

	May 31, 2012	August 31, 2011
	(UNAUDITED)
CURRENT ASSETS
Cash and Cash Equivalents	$97,708	$78,989
Accounts Receivable, Net	2,800	17,000
Inventory	15,970	15,000
Total Current Assets	116,478	110,989

TOTAL ASSETS	$116,478	$110,989

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$309	$69
Accrued Interest on Notes Payable	11,620	370
Total Current Liabilities	11,929	439

Notes Payable	100,000	100,000

TOTAL LIABILITIES	111,929	100,439

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized;
16,500,000 and 10,000,000 shares outstanding, respectively	16,500	10,000
Additional Paid In Captial	91,000	-
Retained Earnings (Deficit Accumulated) During Development Stage	(102,951)	550

TOTAL STOCKHOLDERS' EQUITY	4,549	10,550

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,478	$110,989

The accompanying notes are an integral part of these financial statements.

CHIMERA ENERGY CORP
(Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period from Inception
	For the Three Months Ended	For the Nine Months Ended	(August 5, 2011) to
	May 31, 2012	May 31, 2012	May 31, 2012

REVENUES	$2,880	$8,000	$25,000

COST OF REVENUES	2,000	5,870	20,870

GROSS PROFIT	880	2,130	4,130

OPERATING EXPENSES
Selling, General and Administrative	13,630	43,548	44,628
Professional Fees	50,833	50,833	50,833
Total Operating Expenses	64,463	94,381	95,461

OPERATING INCOME	(63,583)	(92,251)	(91,331)

OTHER EXPENSES
Interest expense	(3,750)	(11,250)	(11,620)
Total Other Expenses	(3,750)	(11,250)	(11,620)

NET LOSS	$(67,333)	$(103,501)	$(102,951)

NET LOSS PER SHARE:

Common Stock:
Basic and Diluted Net Loss Per Share	$(0.00)	$(0.01)

Denominator for Basic and Diluted Net Loss Per Share
Weighted Average Number of
Common Shares Outstanding	15,098,901	12,505,494

The accompanying notes are an integral part of these financial statements.

CHIMERA ENERGY CORP
(Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period from Inception
	For the Nine Months Ended	(August 5, 2011) to
	May 31, 2012	May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(103,501)	$(102,951)

Adjustments to reconcile net loss to net cash
used in operating activities:
Compensatory Element of Stock Issuance	22,500	22,500

Changes in Operating Assets and Liabilities:
Accounts Receivable	14,200	(2,800)
Inventory	(970)	(15,970)
Accrued Interest on Notes Payable	11,250	11,250
Accounts Payable and Accrued Expenses	240	679

NET CASH USED IN OPERATING ACTIVITIES	(56,281)	(87,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	-	100,000
Proceeds from the Sale of Common Stock	75,000	85,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,000	185,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,719	97,708

CASH AND CASH EQUVALENTS, Beginning of Period	78,989	-

CASH AND CASH EQUIVALENTS, End of Period	$97,708	$97,708

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Chimera Energy Corporation
(A Development Stage Corporation)
Notes to Financial Statements
May 31, 2012 (Unaudited)

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period from August 5, 2011 through May 31, 2012, the Company incurred a net loss of $102,951 and had limited operations. In view of these matters, the Company's ability to continue as a going concern is dependent upon its ability to achieve a higher level of operations and profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On May 25, 2012 the Company’s Board of Directors authorized the issuance of 1,500,000 shares of the Company’s common stock to its Chairman and CEO, Charles Grob.  The shares were issued for compensation.  The issuance was value at $22,500 based solely on the per share price of $0.015 paid by the subscribers to the Company’s recent public offering.

5. Subsequent Event

On June 26, 2012 the Company’s Board of Directors approved a 4:1 forward split of the Company’s issued and outstanding shares of common stock.  The forward split will be effectuated through the issuance of 4 new additional shares for each share held as of the records date, July 6, 2012.  After giving effect to the forward split, the Company will have 66,000,000 shares of common stock issued and outstanding.  The increase in authorized shares and forward stock split have not been retroactively applied.

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

Results of Operations

For the three and nine months ended May 31, 2012.

For the three and nine months ended May 31, 2012, we realized revenues of $2,880 and $8,000, respectively; and cost of goods sold of $2,000 and $5,870, respectively. Our operating expenses associated with the operations of the Company for the same periods were $64,463 and $94,381, respectively. Interest expense totaled $3,750 for the three months ended May 31, 2012 and totaled $11,250 for the nine months ended May 31, 2012.  Interest expense for the periods ended May 31, 2012 was the interest that was accrued on our $100,000 note. For the three and nine months ended May 31, 2012, we recognized a net loss of $67,333 and $103,501, respectively. The primary reason for the net loss was due to early stage revenues from operations and an increase in operating expenses associated with going public.

For the Period from August 5, 2011 (Inception) through May 31, 2012

For the period from August 5, 2011 (inception) through May 31, 2012, we realized revenues of $25,000 and cost of goods sold of $20,870. Our operating expenses associated with the operations of the Company for the same period were $95,461. Interest expense totaled $11,620.  For the period ended May 31, 2012, we recognized a net loss of $102,951. The primary reason for the net loss was due to early stage revenues from operations and an increase in general and administrative expenses associated with going public.

Liquidity and Capital Resources

We incurred a net loss of $103,501 and $102,951 for the nine months ended May 31, 2012, and for the period from inception through May 31, 2012, respectively.  As of May 31, 2012, we had a working capital surplus of $4,549.  We anticipate that we will require approximately $500,000 to fund our operations and fully execute our business plan.  We continue to rely on loans from third parties to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such funding available. We will not be able to continue operations without additional financings. These conditions create substantial doubt  as to the Company’s ability to continue as a going concern.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There were 16,500,000 shares of Common Stock issued and outstanding as of July 13, 2012 and May 31, 2012  All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A: RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the 9 month period ended May 31, 2012.

ITEM 3: Legal Proceedings

None

ITEM 4:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
Exhibit No.	Description
31.1	Section 302 Certification *
32.1 * filed herewith	Section 906 Certification *

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chimera Energy Corporation

By:	/s/ Charles Grob
Charles Grob
Chairman of the Board and CEO
(Principal Executive Officer and
Principal Accounting Officer)

Date:  July 16, 2012